Form 10QSB/A
period 1995-03-31
TCS ENTERPRISES INC
filed 1995-08-10
CIK 733729

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended  March 31, 1995         Commission file number  0-15419
                      ----------------                               ---------

                                TCS ENTERPRISES, INC.
         ------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                California                           95-3826310
         ------------------------       ------------------------------------
         (State of Incorporation)       (IRS Employer Identification Number)


                           10525 Vista Sorrento Parkway, Suite 101
                 San Diego, California                           92121-2799
         ----------------------------------------               ------------
         (Address of principal executive offices)                (Zip Code)


         Registrant's telephone number, including area code   (619) 452-8000
                                                              --------------


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

     As of March 31, 1995, the registrant had outstanding 5,823,025 shares of common stock, no par value.

     Transitional small business disclosure format.  Yes     No  X
                                                         ---    ---

                            TCS ENTERPRISES, INC.
                      1995 FORM 10-QSB QUARTERLY REPORT
                        QUARTER ENDED MARCH 31, 1995

                                     INDEX

                                     PART I

                                                                          Page
                                                                          ----
Item 1.     Financial Statements                                            1

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            21


                                     PART II

Item 6.     Exhibits and Reports on Form 8-K                               28


                                      (i)

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                    TCS ENTERPRISES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                    ASSETS

                                                                        March 31, 1995      December 31, 1994
                                                                       ----------------     -----------------
                                                                          (Unaudited)           (Audited)

Current assets
     Cash and cash equivalents                                           $          0         $           0
     Restricted cash                                                           38,000               398,000
     Mortgage loans held for sale                                             817,000               146,000
     Accounts receivable                                                       58,000               113,000
     Current portion of notes receivable from related parties                 278,000               278,000
     Other current assets                                                     157,000               195,000
                                                                       ----------------     -----------------
          Total current assets                                              1,348,000             1,130,000

Property and equipment, net                                                   196,000               229,000
Notes receivable from related parties, net of current portion                 454,000               403,000
Noncurrent net assets of discontinued operations                                    0                67,000
Other assets, net                                                              81,000                30,000
                                                                       ----------------      ----------------
                                                                         $  2,079,000          $  1,859,000
                                                                       ================      ================



                                                                    (Continued)

                    TCS ENTERPRISES, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31, 1995      December 31, 1994
                                                                       ----------------     -----------------
                                                                          (Unaudited)           (Audited)
Current liabilities:
     Cash overdraft                                                      $     12,000          $     25,000
     Warehouse lines payable                                                  796,000               143,000
     Current portion of long-term debt                                         12,000               343,000
     Accounts payable                                                       1,003,000             1,006,000
     Accrued payroll and related taxes                                        288,000               260,000
     Accrued commissions                                                      108,000                54,000
     Current net liabilities of discontinued operations                       424,000               383,000
                                                                       ----------------     -----------------
          Total current liabilities                                         2,643,000             2,214,000

Long-term debt, net of current portion                                         61,000                33,000
                                                                       ----------------     -----------------
          Total liabilities                                                 2,704,000             2,247,000

Stockholders' equity:
Common stock, no par value, authorized 30,000,000 shares,
     issued and outstanding 5,823,000 shares at
     March 31, 1995 and December 31, 1994                                  10,214,000            10,214,000
Accumulated deficit                                                       (10,391,000)          (10,154,000)
Less notes receivable from stockholders                                      (448,000)             (448,000)
                                                                       ----------------     -----------------
          Total stockholders' equity                                         (625,000)             (388,000)
                                                                       ----------------     -----------------
                                                                         $  2,079,000          $  1,859,000
                                                                       ================     =================


               The accompanying notes are an integral part of the
                         unaudited financial statements.

                    TCS ENTERPRISES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   Three  Months
                                                                        -------------------------------------
                                                                             Ended                Ended
                                                                         March 31, 1995       March 31, 1994
                                                                        ----------------     ----------------
Revenue:
    Loan fees                                                             $    346,000         $  1,001,000
    Gain on sale of servicing                                                   35,000              256,000
    Interest                                                                    43,000              116,000
    Management fees                                                            151,000                1,000
    Loss from investments                                                            0               (6,000)
    Other                                                                        4,000               13,000
                                                                        ----------------     ----------------
                                                                               579,000            1,381,000
                                                                        ----------------     ----------------
Expenses:
    Salaries, wages and related taxes                                          331,000              719,000
    Commissions                                                                261,000              599,000
    General and administrative                                                 109,000              375,000
    Promotion, entertainment and travel                                          8,000               41,000
    Occupancy                                                                   94,000              112,000
    Interest                                                                    13,000               75,000
                                                                        ----------------     ----------------
                                                                               816,000            1,921,000
                                                                        ----------------     ----------------
    Loss from continuing operations before taxes and
      minority interest                                                       (237,000)            (540,000)

Income Taxes                                                                         0                    0
                                                                        ----------------     ----------------
    Loss from continuing operations before minority interest                  (237,000)            (540,000)

Minority interest in loss of subsidiary                                              0               45,000
                                                                        ----------------     ----------------
    Loss from continuing operations                                           (237,000)            (495,000)

Discontinued operations, net of income tax:
    Loss from discontinued operations                                                0             (523,000)
                                                                        ----------------     ----------------
         Net loss                                                         $   (237,000)        $ (1,018,000)
                                                                        ================     ================

                                                                    (Continued)

                    TCS ENTERPRISES, INC., AND SUBSIDIARIES
               Consolidated Statements of Operations, Continued
                                  (Unaudited)

                                                                                    Three  Months
                                                                        -------------------------------------
                                                                             Ended                Ended
                                                                         March 31, 1995       March 31, 1994
                                                                        ----------------     ----------------
Loss per common share:
    Continuing operations                                                 $      (0.04)        $      (0.10)
    Discontinued operations                                                       0.00                (0.10)
                                                                        ----------------     ----------------
         Net loss                                                         $      (0.04)        $      (0.20)
                                                                        ================     ================

               The accompanying notes are an integral part of the
                         unaudited financial statements.

                    TCS ENTERPRISES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    Three Months
                                                                        -------------------------------------
                                                                             Ended                Ended
                                                                         March 31, 1995       March 31, 1994
                                                                        ----------------     ----------------
Cash flows from operating activities:
    Income (loss) from continuing operations                              $   (237,000)        $ (1,018,000)
Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:

    Depreciation and amortization                                               25,000               24,000
    Loss from investments in partnerships                                            0                6,000
    Minority interest in loss of subsidiary                                          0              (45,000)
    Note receivable from related party                                         (51,000)                   0
    Decrease (increase) in:
         Mortgage loans held for sale                                         (671,000)           4,070,000
         Accounts receivable                                                    55,000              (85,000)
         Other current assets                                                   38,000               84,000
         Other assets                                                          (51,000)              49,000
    Increase (decrease) in:
         Accounts payable                                                       (3,000)             716,000
         Accrued payroll and related taxes                                      28,000               67,000
         Accrued commissions                                                    54,000             (243,000)
                                                                        ----------------     ----------------

    Net cash provided by (used in) continuing operations                      (813,000)           3,625,000

    Net cash provided by (used in) discontinued operations                     108,000             (452,000)
                                                                        ----------------     ----------------

    Net cash provided by (used in) operating activities                       (705,000)           3,173,000
                                                                        ----------------     ----------------

Cash flows from investing activities:
    Purchases of property & equipment                                                0              (20,000)
    Disposal of property and equipment                                           8,000                    0
    Collection of notes receivable from related parties                              0                9,000
    Collection of notes receivable from stockholders                                 0                2,000
                                                                        ----------------     ----------------

    Net cash provided by (used in) investing activities                          8,000               (9,000)
                                                                        ----------------     ----------------

                                                                    (Continued)

                    TCS ENTERPRISES, INC., AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

                                                                                    Three Months
                                                                        -------------------------------------
                                                                             Ended                Ended
                                                                         March 31, 1995       March 31, 1994
                                                                        ----------------     ----------------
Cash flows from financing activities:
    Net increase (decrease) in warehouse lines payable                         653,000           (3,956,000)
    Proceeds from issuance of notes payable                                     28,000                    0
    Repayments of long-term debt                                              (331,000)             (20,000)
                                                                        ----------------     ----------------

    Net cash provided by (used in) financing activities                        350,000           (3,976,000)
                                                                        ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                          (347,000)            (812,000)

Cash and cash equivalents, beginning of period                                 373,000            1,093,000
                                                                        ----------------     ----------------

Cash and cash equivalents, end of period                                  $     26,000         $    281,000
                                                                        ================     ================


Supplementary disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                              $     13,000         $     86,000
    Income taxes                                                                     0                    0



               The accompanying notes are an integral part of the
                         unaudited financial statements.

                    TCS ENTERPRISES, INC. AND SUBSIDIARIES
                        Notes to Unaudited Consolidated
                              Financial Statements

(1)  ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TCS Enterprises, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     During 1994, the Company experienced significant operating losses in most of its subsidiaries. As a result of losses in 1994 and prior years, at March 31, 1995 the Company has a deficit in stockholders' equity and negative working capital. The Company experienced severe liquidity problems caused, in part, by operating losses in its cultured dairy products, publishing and environmental subsidiaries. At March 31, 1995, TCS Mortgage, Inc. is in violation of certain covenants of its warehouse line of credit and does not meet the Federal Home Loan Mortgage Corporation ("FHLMC") minimum capital requirement. Management is unable to predict what action, if any will be taken by the warehouse lenders or FHLMC. It is management's intent to remedy these issues. Management is currently discussing plans to alleviate liquidity problems with the Company's majority shareholder, as well as third parties; however, is unable to predict the outcome of those discussions or determine when the Company will increase its capital base. As described below, during the fourth quarter of 1994, management implemented a plan to dispose of the Company's governmental consulting, environmental, cultured dairy products and publishing businesses. These actions have reduced expenses and operating losses as well as focused management's efforts on the Company's mortgage-banking and real estate management activities.

     CHANGE IN CONTROL

     In January, 1994, the Company's former Chairman and President sold 2,550,000 shares of common stock and warrants to purchase an additional 700,000 shares of the Company's common stock to Santa Anita Produce, Inc., an Arizona corporation ("Santa Anita"). The total purchase price was $2,550,000, paid through cancellation of indebtedness the shares, and the assumption by Santa Anita of certain other debt incurred in connection with the Chairman's original acquisition of the shares. As a result of this transaction, Santa Anita acquired control of the Company.

     DISCONTINUED OPERATIONS

     During the fourth quarter of 1994, the Company's management decided to discontinue its governmental consulting operations, and sell its wholly-owned subsidiary, TCS Governmental Consulting, Inc. ("Governmental"). Effective November 1, 1994, the Company sold an 80.5% interest in Governmental to Governmental's president in exchange for a note for $50,000.

     During the fourth quarter of 1994, the Company's management decided to discontinue its environmental consulting operations, and sell its wholly-owned subsidiary, TCS Environmental, Ltd., a British Virgin Islands international business company ("Environmental"). Effective October 20, 1994, the Company sold a 100% interest in Environmental to Santa Anita in exchange for cancellation of $1,250,000 note payable to Santa Anita (see Note 3).

     During the fourth quarter of 1994, the Company's management decided to discontinue the operations of its wholly-owned subsidiary TCS Ventura Dairy Products, Inc. ("Ventura"). On January 30, 1995, the Company sold substantially all of Ventura's assets and certain liabilities to Ventura's management for approximately $52,000 cash and notes aggregating approximately $181,000. Substantially all of the cash and payments on approximately $130,000 of the notes were used to satisfy obligations to certain of Ventura's suppliers.

     During the fourth quarter of 1994, the Company's management decided to discontinue its publishing operations, conducted through its wholly-owned subsidiary, TCS Publishing, Inc. ("Publishing"). On December 30, 1994, the Company signed a letter of intent with an unrelated publishing company (the "Buyer") whereby the Buyer will acquire Publishing's rights under certain contracts and certain of Publishing's assets. As consideration, the Buyer will complete the publishing of certain of Publishing's uncompleted contracts. The Company will retain substantially all the assets and liabilities of Publishing, consisting principally of accounts receivable and deferred revenue.

     The Notes to Unaudited Consolidated Financial Statements exclude discontinued operations unless stated otherwise.

     The consolidated balance sheets are presented as of March 31, 1995 and December 31, 1994. The consolidated statements of operations are presented for the three months ended March 31, 1995 and 1994. The consolidated statements of cash flows are presented for the same periods.

     The United States dollar is both the reporting currency and the functional currency of the Company. During 1995 and 1994, no transactions were denominated in foreign currencies.

     The unaudited consolidated financial statements do not include certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim
dates inherently involves greater reliance on estimates than at year end.   The
results of operations for the three months ended March 31, 1995 and 1994 are not indicative of results that can be expected for the full year.

     The consolidated interim financial statements included herein are unaudited; however, they contain adjustments, consisting of normal recurring accruals, which, in the opinion of the Company, are necessary to present fairly the consolidated financial position of the Company at March 31, 1995 and the consolidated results of operations for the three months ended March 31, 1995 and 1994 and its consolidated cash flows for the same period.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are stated at the lower of cost or market in the aggregate. Cost is determined on an individual loan basis and includes nonrefundable fees and direct costs associated with the origination of loans. Market is determined by outstanding commitments and prevailing market prices.

     PROPERTY AND EQUIPMENT

     Property and equipment is carried at cost. Depreciation is provided for using the straight-line basis with estimated useful life of seven years for furniture and five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the lease.

     BROKERED LOAN FEES

     Loan fees include direct origination fees and brokered loan fees.
Deferred origination fees and expenses are recognized at the time a loan is sold and servicing released. Brokered loan fees represent fees received by the Company for "placing" a loan with a lender, whereby no further obligations exist. The fee is recognized when the borrower and lender sign a loan commitment and the loan is funded.

     GAIN ON SALE OF SERVICING

     Gains on sale of servicing represent service release premiums on loans originated in-house. The gain on sale of servicing is recognized as the loan is sold out of the warehouse and no discount is taken since the fee is received at the same time.

     INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under
SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS 109. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

     Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

     EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding and common
stock equivalents, if dilutive.   Common stock equivalents consist of shares
issuable upon the exercise of stock options and warrants. Fully dilutive earnings per share for the periods presented is the same as primary earnings per share. See Exhibit 11.1 for the computation of earnings (loss) per share.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

     RECLASSIFICATIONS

     The 1994 financial statements have been reclassified to conform with 1995 presentation.

(3)  RELATED PARTY TRANSACTIONS

     In March, 1993, the Company assisted with the transfer of real estate located in Tijuana, B.C., Mexico between Weslow, Ltd., a California Limited Partnership ("Seller") and SDB Offshore, Ltd., A Bahamian corporation ("Buyer"). The majority owner of the Buyer is Hector Lomeli Villalobos who, along with immediate family members, controls Santa Anita. As discussed in Note 1, Santa Anita became the majority owner of the Company in 1994. Subsequent to the transaction, a minority shareholder of the Seller became an employee of the Company and in September 1993, was appointed to the Company's Board of Directors. This individual has also maintained an ownership interest in the real estate through ownership of a minority interest in the Buyer. In consideration for the Company's role in bringing the parties together, negotiating financing on behalf of the Buyer, and performing other activities in connection with the sale, the Company received a fee of $1,350,000 in the form
of an unsecured note from the Buyer.   The Buyer paid $350,000 on the note in
December, 1993. The balance of the note was due in six consecutive monthly equal installments of principal and interest, at 8% per annum, beginning on July 31, 1994. All unpaid principal and interest was due on December 31, 1994. At March 31, 1995, the balance past due under the note is $276,000. Concurrently the Company entered into a management agreement with the Buyer to provide technical assistance and management services for a term of six years, renewable annually thereafter by mutual agreement. Under the agreement, the Company is to supervise the development of the industrial park, operate, manage, and lease the property, and assist the Buyer in the conduct of its daily business activities. Beginning in July 1994, the Company receives a management fee of $50,000 per month.

     During June, July and August of 1994, the Company borrowed under various note agreements an aggregate of $2,375,000 from Santa Anita. The notes bear interest from 10.1 to 10.5 percent and have maturties ranging from November 1995 to July 1995. Such notes, together with accrued interest of approximately $125,000 were forgiven by Santa Anita in connection with the sale of Environmental to Santa Anita (Note 1) and the purchase of stock by Santa Anita as described below.

     On October 20, 1994, the Company sold 625,000 restricted shares of the Company's stock to Santa Anita in exchange for cancellation of $1,250,000 owed to Santa Anita under various notes described above. The market value of the shares on that date was approximately $1,175,000. The share certificates have not been issued, however, the shares are considered issued and outstanding. Concurrently, the Company granted warrants to purchase 175,000 shares of common stock.

     The Company is a partner in a general partnership in which it has agreed to subordinate any indebtedness from the partnership to a bank. At March 31, 1995 the balance of the subordinated debt is zero. In connection with this, the Company has guaranteed $125,000 of the partnership note to the bank.

     Notes receivable from related parties totaled $732,000 at March 31, 1995. Notes receivable includes a note with a principal balance of $276,000 as described above. Another note, with a principal balance of $200,000, bears interest at the rate of 8.25% per annum, principal and all accrued interest is payable in full in April 1999. The note is secured by 100,000 shares of the Company's common stock. Another note, with a principal balance of $36,000, bears interest at 12% per annum and is payable in monthly installments of principal and interest of $504 commencing April 1990. The note is secured by a second deed of trust. The note issued in connection with the sale of Governmental (Note 1) has a principal balance of $50,000 bears interest at prime and is payable in quarterly interest only payments commencing January 1996. Principal and any unpaid interest is due in November 1999. The notes issued in connection with the sale of Ventura (Note 1) have a principal balance of $52,000 and bear interest at 8.5% per annum. Interest only is payable monthly beginning
March 1, 1995 through February 1, 1996. Beginning March 1, 1996 and continuing until March 1, 1999 interest and principal are payable monthly. The remaining notes, with a combined balance of $118,000, bear interest principally at 8.25%, due in full in September 1998.

     In prior years, four executive officers exercised options for 481,355 shares of the Company's common stock. Notes receivable totaling $479,000 were issued by these officers as payment. The notes bear interest at 8.25% interest payable annually with remaining principal of $436,000 due on September 20, 1998 and $12,000 due November 1, 1998. The notes are secured by approximately 433,000 shares of the Company's common stock and are shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. At March 31, 1995 and December 31, 1994, the outstanding principal amount of these notes is $448,000.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1995 and December 31, 1994 is comprised of the following:

                                            Mar. 31, 1995     Dec. 31, 1994
                                            -------------     -------------
     Furniture and fixtures                  $   298,000       $   330,000
     Equipment                                   888,000           906,000
     Leasehold improvements                      369,000           369,000
                                            -------------     -------------
                                               1,555,000         1,605,000
     Less accumulated depreciation
       and amortization                        1,359,000         1,376,000
                                            -------------     -------------
                                             $   196,000       $   229,000
                                            =============     =============

(5)  WAREHOUSE LINES PAYABLE

     The Company finances its mortgage loans held for sale through warehouse lines of credit. Mortgage loans held for sale secure such lines of credit. It is expected that in the normal course of business, warehouse lines of credit that expire will be renewed or replaced.

     At March 31, 1995 and December 31, 1994, the Company had a warehouse line of credit as follows:

                                                 Mar. 31, 1995     Dec. 31, 1994
                                                 -------------     -------------
Warehouse line of credit of $6,700,000 at
December 31, 1994.  Interest at prime plus .5%
original expiration of March 15, 1994, with
extensions available at the sole discretion of the
lender, secured by a first priority interest in
collateral and a compensating balance requirement.
(The line was extended by the lender in
March 1994 and is now subject to an immediate
notice of cancellation by the lender.  On
February 1, 1995 the credit limit was decreased
to $2,000,000)                                        796,000           143,000
                                                 -------------     -------------
                                                  $   796,000       $   143,000
                                                 =============     =============

(6)  LONG-TERM DEBT

     Long-term debt at March 31, 1995 and December 31, 1994, is summarized as follows:

                                                 Mar. 31, 1995     Dec. 31, 1994
                                                 -------------     -------------
$331,000 note payable, secured by various
assets, and a $197,000 compensating
balance.  Interest payable monthly at 6%,
due April 8, 1995.                                $         0       $   331,000

Other notes payable                                    77,000            45,000
                                                 -------------     -------------
                                                       77,000           376,000
Less: current portion                                 (12,000)         (343,000)
                                                 -------------     -------------
Long-term debt, net of current  portion           $    61,000       $    33,000
                                                 =============     =============

(7)  COMMITMENTS AND CONTINGENCIES

     The Company leases all of its office space under operating leases. At March 31, 1995, the minimum rental payments due under the Company's leases are as follows:

          1995                                       $ 24,000
          1996                                          3,000
                                                    ----------
          Total minimum lease obligations            $ 27,000
                                                    ==========

     Minimum lease payments do not include contingent rental payable under operating leases which are based on increases in certain cost-of-living indices. Total rental expense under all operating leases, including discontinued operations, for the three months ended March 31, 1995 and 1994 was $82,000 and $140,000, respectively.

     Because of the nature of their activities, the Company and its subsidiaries are subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, the disposition of all such matters will not have a material adverse effect on the consolidated financial statements.

     The Company is a party to a line of credit agreement whereby it may have to provide up to $25,000 in short-term advances to an investee company. the Company has also guaranteed $125,000 of the investee company's bank debt.

(8)  COMPENSATING BALANCE ARRANGEMENTS

     The Company is required to maintain compensating balances for its warehouse line and for certain debt. At March 31, 1995 and December 31, 1994, cash of $37,000 and $67,000 respectively, was on deposit in a special bank account to meet the warehouse line requirements and at December 31, 1994 $331,000 of the Company's cash was restricted to meet certain other debt requirements. In January 1995, the restricted cash of $331,000 was used to retire the maturing debt.

(9)  EMPLOYEE BENEFIT PLANS

     On October 6, 1983, the directors and shareholders of the Company adopted the Company's 1983 employee stock option plan, the purpose of which was to advance the interests of the Company by providing officers, directors, and key employees an incentive to serve and continue service with the Company. This plan provided for the grant of options to purchase up to 3,000,000 shares of the Company's common stock. On August 4, 1993, the directors approved an amendment to the 1983 plan accelerating the vesting of any options granted on or after August 4, 1993 in the event of a change in control of the Company. The 1983 plan expired in 1993 and no further options may be granted under this plan.

     On December 15, 1986, the directors of the Company adopted the Company's 1986 employee non-qualified stock option plan which provides for the grant of options to purchase up to 230,000 shares of the Company's common stock. On May 25, 1994, the shareholders approved certain amendments to the 1986 plan in order to: (i) increase the authorized number of shares issuable under the Nonqualified Plan from 230,000 to 400,000 and (ii) create a sub-plan to permit non-employee directors to participate in the Nonqualified Plan under a formula award. The sub-plan calls for the annual grant of eight thousand (8,000) nonqualified Options to each non-employee board member on the date of the first Board meeting after the annual meeting of the Shareholders. Such Options vest at a rate of 500 shares for each board or committee meeting that the non-employee board member attends. The strike price of the Option is one hundred ten percent (110%) of the closing market price of the Company's stock, rounded up to the nearest 1/16 percent, on the first meeting date of the Board of Directors subsequent to the non-employee board director's election or appointment to the Board. For those non-employee directors who are members of the Board of Directors on August 4, 1993, the price of the Option is one hundred ten percent (110%) of the closing price of the Company's common stock, rounded up to the nearest 1/16 percent, on August 4, 1993.

     On June 9, 1993, the directors and shareholders of the Company adopted the Company's 1993 employee stock option plan, the purpose of which is to advance the interests of the Company by providing officers, directors and key management employees with an incentive to serve and to continue service with the Company.
Under the 1993 plan, up to 3,000,000 shares of the Company's common stock may be issued upon exercise of any granted incentive stock options, nonqualified stock options, or stock appreciation rights.

      Terms and conditions of the plans (including price, exercise date, and number of shares) are determined by a committee of the Board of Directors which administers the plans. For options granted, the exercise price specified by the committee generally must be 100 percent of the fair market value of the Company's common stock as of the date of grant. In case of termination of employment, grants not yet exercisable are subject to forfeiture, and exercisable options are generally forfeited three months after the date of termination.

     At March 31, 1995, the following options to acquire common stock were outstanding:

                         Total
               Plan     Options       Options       Exercise
               Year     Granted     Exercisable       Price
             -------------------------------------------------
               1983     260,000       260,000         1.859
               1983     100,000       100,000         5.000
               1986      24,000         2,000         1.650
               1986      64,000        31,500         1.860
               1986      16,000         3,500         3.300
               1986       8,000         1,500         2.070
               1993      20,000        20,000         2.750
                       -----------------------
                        492,000       418,500
                       =======================

Options vest at different times for different employees over a period from the date of grant up to ten years subsequent. Options generally expire ten years from the date of grant.

     The Company has adopted a Stock Bonus and 401 (k) Retirement Plan, which is organized under Section 401(k) of the Internal Revenue Code, allowing employees who have completed one year of service and have reached age 21 to participate. Eligible employees are allowed to contribute up to 15 percent of their compensation on a pre-tax basis subject to the maximum allowed by the Internal Revenue Code. Under certain conditions, the Company will make a matching contribution of 50% of the first six percent contributed by the employee. A participant's right to Company contributions vests over a five or seven year period, based on the participant's date of service.

     The Company has issued warrants to purchase shares of common stock to former employees of the Company. Management has determined that the value of these warrants is not material. Accordingly, no value has been attributed to the warrants in the accompanying consolidated financial statements. At March 31, 1995, the following warrants were outstanding:

           Number of       Exercise          Expiration
            Shares          Price               Date
          -----------     ----------     ------------------
           1,000,000        $ 5.00       August 17, 1995
              24,000        $ 3.50       June 15, 1996
             100,000        $ 2.00       October 26, 1996
             100,000        $ 2.25       February 25, 1997
             200,000        $ 6.00       February 25, 1997
             200,000        $ 8.00       February 25, 1997
             175,000        $ 3.00       October 20, 1999
              65,000        $ 1.875      September 28, 2003

(10) INCOME TAXES

     The Company adopted FASB Statement No. 109, Accounting for Income Taxes, as of January 1, 1993. The adoption of FASB 109 did not have a material effect on the Company's financial position or results of operations. A valuation allowance of $2,384,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

     At December 31, 1994 the Company had available federal net operating loss carryforwards and investment tax credits of $4,821,000 and $33,000, respectively. The net operating loss carryforwards are subject to certain annual limitations due to the changes in majority ownership of the Company during fiscal years 1992 and 1994. Following are the expiration dates of the federal net operating loss and investment tax credit carryforwards:

                      Net operating             Investment tax
                    loss carryforwards       credit carryforwards
                   --------------------     ----------------------
          2000         $          0             $        3,000
          2001                    0                     23,000
          2002                    0                      7,000
          2003                    0                          0
          2004                    0                          0
          2005              373,000                          0
          2006            2,158,000                          0
          2007              185,000                          0
          2008              139,000                          0
          2009            1,966,000                          0
                   --------------------     ----------------------
                          4,821,000                     33,000
                   ====================     ======================

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1995, COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 1994

RESULTS OF OPERATION

     The Company is engaged, through its wholly-owned subsidiaries, in real estate related financial services. The Company believes that it is positioned for future growth and profitability and has aggressively worked to form the new profile and business plan. Prior to 1995, the Company was involved in a varied base of operations and in 1994 committed to turning the Company into a vertically integrated entity.

     During the fourth quarter of 1994, the Company elected to dissolve or close several lines of business. In October, the Board of Directors approved the sale of TCS Environmental, Ltd. to its majority shareholder, Santa Anita Produce, Inc. The Company was unable to sustain TCS Environmental to the point that it would provide profits and cash flow to the entity. The nature of the waste-water treatment business is such that it requires intensive start-up capital and the Company was not in a position to provide it. The sale also alleviated the debt of the Company as the consideration for the sale was relief of debt.
In November, the Board approved the sale of 80.5% of TCS Governmental Consulting, Inc. Once again it was decided that this business did not fit the profile of a real estate related, financial services company. The stock was sold to Joel M. Strobl who had been the President of that subsidiary since its inception in 1985. In December, management entered into negotiations to sell its dairy products company, TCS Ventura Dairy Products, Inc.. This subsidiary also required substantial capital in order to become profitable and did not fit the new business profile. The sale of substantially all of the assets of TCS Ventura was completed in January 1995. Also in December, management entered into negotiations to sell the assets of TCS Publishing, Inc. To date, the sale has not closed, although the buyer has completed substantially all of their responsibilities under the contract and management expects to sign final documentation shortly.

     The financial statements for 1994 have been revised to conform with the 1995 presentation. The activity from TCS Governmental Consulting, Inc., TCS Environmental, Ltd., TCS Ventura Dairy Products, Inc. and TCS Publishing, Inc. is presented under a single line as "discontinued operations". The following discussion relates to continuing operations only.

     Total revenues decreased $802,000 or 58.1 percent for the three months ended March 31, 1995 as compared to 1994. Total expenses decreased $1,105,000 or 57.5 percent for same period. The decrease in revenues was primarily due to the decline in mortgage activity throughout the country and especially in Southern California. With the increase in interest rates in early 1994, the activity previously generated in the refinance market slowed considerably. The decrease in expenses is also related to the decreased mortgage activity. Related to the drop in loan fees, commissions paid to loan agents decreased. In addition, the Company reduced its workforce throughout the year and discretionary costs were reduced or eliminated.

     Loan fees decreased $655,000 or 65.4% for the three months ended March 31, 1995 over 1994 and gains on sales of servicing decreased $221,000 or 86.3 percent for the same period. Gains on sale of servicing represent release premiums on loans originated in-house. The gain is recognized when the funded loan is sold out of the warehouse. The decrease in this area is due to the decreased activity by TCS Mortgage of its mortgage banking activities, (i.e. funding fewer mortgage loans in-house). Related to this drop in loan activity, commission expense decreased $338,000 or 56.4% for the period 1995 over 1994.

     TCS Mortgage, Inc. receives prorated interest on loans funded in-house, to offset interest charges on its warehouse lines. Related to the decreased mortgage activity, interest income decreased $73,000 or 62.9 percent during the three months ended March

31, 1995 over 1994. Similarly, interest expense decreased $62,000 or 82.7% for the same period.

     TCS Real Estate Services, Inc. accepted delivery of the first completed building in SIGLO Industrial Park in late 1994. This building is approximately 215,000 square feet in size yet represents only slightly more than ten percent (10%) of the entire park, after all buildings are completed.

     Management fees represent fees earned by TCS Real Estate Services, Inc. for supervising the development of the industrial park, discussed above, as well as managing and leasing the property. TCS Real Estate began receiving a monthly management fee of $50,000 in July 1994.

     Earnings from investments reflect the Company's share of Wateridge Insurance Services which is accounted for under the equity method. Earnings from investments increased $6,000 or 100.0% for the period 1995 over 1994 as Wateridge Insurance reported a break-even for the period.

          Salaries, wages and related taxes decreased $388,000 or 54.0%, general and administrative expenses decreased $266,000 or 70.9 percent, and promotion, entertainment and travel decreased $33,000 or 80.5 percent for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.
These decreases are attributable to the benefit of several cost-cutting measures which were previously identified and implemented by the Company, primarily, the review of critical personnel and discretionary expenses necessary to support current operations.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The Company and its subsidiaries continue to have restricted liquidity. Working capital decreased $211,000 to a negative $1,295,000 at March 31, 1995 compared to a negative $1,084,000 at December 31, 1994. The use of working capital was substantially due to operating activities.

     The Company identified several changes which were implemented in the fourth quarter of 1994 which have alleviated the use of working capital by operations. During 1994, the Company had outstanding approximately $2,500,000 in short term loans from related parties. Management negotiated for an extinguishment of these debts as more particularly described below. The Company also identified additional assets which were sold to streamline operations and generate working capital.

     The Company expected to favorably impact its working capital by collecting the balance of a note receivable from a related party during the fourth quarter of 1994. The balance outstanding, plus additional amounts due, of approximately $400,000 in principal and accrued interest, was expected to be collected by the end of 1994 but, because of the severe economic problems in Mexico in December 1994, was not received. Management believes that although the note receivable is past due, future collections on the note will improve the Company's current financial position. If the Company is unsuccessful or delayed in collecting payments due under the note, the Company may be required to further reduce overhead, pursue sales of certain assets and seek additional financing to the extent available and necessary.

     The Company is a partner in one general partnership to which it may have to provide up to $25,000 in short-term advances in accordance with a line of credit agreement. The Company has also guaranteed $125,000 of a partnership note to a bank.

     The Company has adopted a Stock Bonus and 401(k) Retirement Plan. For the plan year ending December 31, 1994, the Company made a matching contribution of 50 percent of the first six percent contributed by the employee. The Company's contribution for the year ended December 31, 1994 was $31,000. The Company has not decided if it will make a matching contribution in 1995.

     During the fourth quarter of 1994, the Company has completed several changes that have alleviated the use of working capital.

     On November 1, 1994, the Company sold 80.5% of the common stock of TCS Governmental Consulting, Inc. The shares were sold to the individual who has been the president of the subsidiary since its inception in 1985. The subsidiary has experienced losses over the last several years due to the general economic downturn in Southern California. It is the belief of all involved parties that the operation may be able to streamline operations and reduce expenses. The stock was sold at book value in exchange for a long-term note with quarterly interest payments at prime due beginning January 1, 1996. The principal and any accrued interest are due in full November 1, 1999. The note is secured by a pledge of the shares.

     Also effective October 31, 1994, the Company sold TCS Environmental, Ltd. in its entirety to a related party in lieu of debt. In a three part transaction the following agreements were completed: (i) Santa Anita purchased TCS Environmental for relief of $1,250,000 of debt, (ii) Santa Anita purchased 625,000 shares of the Company's common stock for $2.00 per share in exchange for relief of the remaining $1,250,000 of related party debt, and (iii) the Company granted 175,000 common stock warrants with a five year term at $3 per share to Santa Anita.

     In the fourth quarter of 1994, the Company entered into negotiations to sell its dairy products operation. It ultimately sold the majority of the assets to Pacific Dairy Products, Inc. ("PDP") on January 30, 1995. Under the terms of the sale, PDP paid cash for the year-end inventory of $51,890 and executed notes for the accounts receivable and the fixed assets. The accounts receivable note had a stated value of $113,874, but was revised per the agreement for receivables collected by PDP through March 31, 1995. The revised balance of the note is $45,315. The stated value of the fixed assets note was $33,750. This note also was revised and partially paid into escrow to satisfy creditors. The balance of the note due the Company is $6,174. Both notes bear interest at 8 1/2% per annum with interest only payments for the first year. Beginning March 1, 1996 and continuing until March 1, 1999, the notes fully amortize with interest and principal due monthly.

     In December 1994, management entered into negotiations to sell the assets of TCS Publishing, Inc. The agreement calls for the buyer to pay all costs and expenses necessary to print, produce and deliver approximately 14 publications of TCS Publishing, Inc., and to remit, in the future, a royalty payment based on negotiated sales goals. To date, the sale has not yet closed, although the buyer has completed substantially all of their responsibilities under the contract and management expects to sign final documentation shortly. Once the transaction is finalized, the Company will be able to recognize deferred revenue associated with the publications of approximately $350,000.

     Although the Company reported a first quarter loss, it expects the second quarter to report more favorable results. The improvement is due primarily to the operations of its mortgage operation. Long term interest rates continue to be low and the Company has increased loan volume. Loans in process are up significantly over last year and there is less competition in the industry. This positive trend combined with the significant operating cuts throughout the Company lead to management's expectation of better results.

     Because of the nature of their activities, the Company and its subsidiaries are subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, the disposition of all such matters will not have a material adverse effect on the consolidated financial statements.

     The Company does not know of any other demands, commitments, events or uncertainties, that will result in decreased liquidity, except for the future minimum lease payments and the repayment of debt as disclosed in footnote (7) and (6), respectively, of the Consolidated Financial Statements.

     The Company has no present significant commitments for capital expenditures. Cash flows from operations may not be sufficient to fund current expenses. Management believes that collections on receivables from certain related parties will increase and combined with the cuts made in operating expenses and future profitability, this trend will reverse. However, it is not possible to predict that the Company will have positive cash flow or net earnings in future periods.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          None.

     (b)  Reports on Form 8-K
          None.



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TCS Enterprises, Inc.
                                  (Registrant)

July 19, 1995              /s/ James B. Kylstad
---------------          ------------------------------------------------------
Date                      James B. Kylstad
                          Chairman of the Board
                          Chief Executive Officer


July 19, 1995              /s/ Cheryl B. Dodds
---------------          ------------------------------------------------------
Date                      Cheryl B. Dodds
                          Chief Financial Officer