Form 10QSB
period 1995-06-30
TCS ENTERPRISES INC
filed 1995-09-18
CIK 733729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For  the quarter ended  June 30, 1995    Commission file number  0-15419
                        -------------                            -------

                              TCS ENTERPRISES, INC.
           ---------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           California                              95-3826310
   ------------------------           --------------------------------
   (State of Incorporation)           (IRS Employer Identification Number)


                     10525 Vista Sorrento Parkway, Suite 101
        San Diego, California                           92121-2799
      -------------------------------------          ----------------
      (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code       (619)  452-8000
                                                   ------------------------


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes   X  No
                  ----   ----



     As of June 30, 1995, the registrant had outstanding 5,823,025 shares of common stock, no par value.



     Transitional small business disclosure format.  Yes         No   X
                                                         -------    ------

                              TCS ENTERPRISES, INC.
                        1995 FORM 10-QSB QUARTERLY REPORT
                          QUARTER ENDED  JUNE 30, 1995

                                      INDEX

                                     PART I

                                                                           Page
                                                                           ----
Item 1.   Financial Statements                                               1

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          20

                                     PART II


Item 6.   Exhibits and Reports on Form 8-K                                    27



                                       (i)

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     TCS ENTERPRISES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                      June 30, 1995       December 31, 1994
                                                                    -----------------    -------------------
                                                                       (Unaudited)             (Audited)

Current assets:
     Cash and cash equivalents                                                    $0                     $0
     Restricted cash                                                          38,000                398,000
     Mortgage loans held for sale                                          1,956,000                146,000
     Accounts receivable                                                      85,000                113,000
     Current portion of notes receivable from related parties                282,000                278,000
     Other current assets                                                    125,000                195,000
                                                                    -----------------    -------------------

          Total current assets                                             2,486,000              1,130,000

Property and equipment, net                                                  174,000                229,000
Notes receivable from related parties, net of current portion                449,000                403,000
Noncurrent net assets of discontinued operations                                   0                 67,000
Other assets, net                                                             82,000                 30,000
                                                                    -----------------    -------------------

                                                                          $3,191,000             $1,859,000
                                                                    -----------------    -------------------
                                                                    -----------------    -------------------


                                                                 (Continued)

                     TCS ENTERPRISES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30, 1995      December 31, 1994
                                                               -----------------   ------------------
                                                                  (Unaudited)          (Audited)

Current liabilities:
          Cash overdraft                                                $39,000              $25,000
          Warehouse lines payable                                     1,896,000              143,000
          Current portion of long-term debt                              12,000              343,000
          Accounts payable                                            1,085,000            1,006,000
          Accrued payroll and related taxes                             244,000              260,000
          Accrued commissions                                            46,000               54,000
          Current net liabilities of discontinued operations            441,000              383,000
                                                               -----------------   ------------------

                    Total current liabilities                         3,763,000            2,214,000

Long-term debt, net of current portion                                   58,000               33,000
                                                               -----------------   ------------------

                    Total liabilities                                 3,821,000            2,247,000

Stockholders' equity:
Common stock, no par value, authorized 30,000,000 shares,
          issued and outstanding 5,823,000 shares at
          March 31, 1995 and December 31, 1994                       10,317,000           10,214,000
Accumulated deficit                                                 (10,499,000)         (10,154,000)
Less notes receivable from stockholders                                (448,000)            (448,000)
                                                               -----------------   ------------------

                    Total stockholders' equity                         (630,000)            (388,000)
                                                               -----------------   ------------------

                                                                     $3,191,000           $1,859,000
                                                               -----------------   ------------------
                                                               -----------------   ------------------



     The accompanying notes are an integral part of the unaudited financial statements.

                     TCS ENTERPRISES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months       Six Months         Three Months         Six Months
                                                       Ended              Ended               Ended               Ended
                                                    June 30, 1995     June 30, 1995       June 30, 1994       June 30, 1994
                                                   --------------    ---------------    ----------------    ----------------
Income:
  Loan fees                                             $523,000           $869,000            $582,000          $1,583,000
  Gain on sale of servicing                               67,000            102,000             421,000             677,000
  Interest                                                51,000             94,000              30,000             146,000
  Management fees                                        150,000            301,000                   0               1,000
  Earnings (loss) from investments                         3,000              3,000               4,000              (2,000)
  Other                                                   12,000             16,000             (27,000)            (14,000)

                                                   --------------    ---------------    ----------------    ----------------
                                                         806,000          1,385,000           1,010,000           2,391,000
                                                   --------------    ---------------    ----------------    ----------------

Expenses:
  Salaries, wages and related taxes                     $305,000           $636,000            $567,000          $1,286,000
  Commissions                                            303,000            564,000             529,000           1,128,000
  General and administrative                             176,000            285,000             408,000             783,000
  Promotion, entertainment and travel                      6,000             14,000              44,000              85,000
  Occupancy                                               99,000            193,000             105,000             217,000
  Interest                                                19,000             32,000              58,000             133,000

                                                   --------------    ---------------    ----------------    ----------------
                                                        $908,000         $1,724,000          $1,711,000          $3,632,000
                                                   --------------    ---------------    ----------------    ----------------
  Loss from continuing operations before taxes
    and minority interest                               (102,000)          (339,000)           (701,000)         (1,241,000)
Income taxes                                               6,000              6,000               8,000               8,000
                                                   --------------    ---------------    ----------------    ----------------
  Loss from continuing operations before
    minority interest                                   (108,000)          (345,000)           (709,000)         (1,249,000)
Minority interest in (income) loss of subsidiary               0                  0              (6,000)             39,000
                                                   --------------    ---------------    ----------------    ----------------
  Loss from continuing operations                       (108,000)          (345,000)           (715,000)         (1,210,000)
Discontinued operations, net of income tax:
  Loss from discontinued operations                            0                  0            (956,000)         (1,479,000)
                                                   --------------    ---------------    ----------------    ----------------

      Net loss                                         ($108,000)         ($345,000)        ($1,671,000)        ($2,689,000)
                                                   --------------    ---------------    ----------------    ----------------
                                                   --------------    ---------------    ----------------    ----------------

                                        3                            (Continued)

                     TCS ENTERPRISES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months       Six Months         Three Months         Six Months
                                                       Ended              Ended               Ended               Ended
                                                    June 30, 1995     June 30, 1995       June 30, 1994       June 30, 1994
                                                   --------------    ---------------    ----------------    ----------------
Loss per common share:
  Continuing operations                                   ($0.02)            ($0.06)             ($0.14)             ($0.24)
  Discontinued operations                                   0.00               0.00               (0.18)              (0.28)
                                                   --------------    ---------------    ----------------    ----------------

      Net loss                                            ($0.02)            ($0.06)             ($0.32)             ($0.52)
                                                   --------------    ---------------    ----------------    ----------------
                                                   --------------    ---------------    ----------------    ----------------

The accompanying notes are an integral part of the unaudited financial statements.

                     TCS ENTERPRISES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Six Months
                                                                 -----------------------------------
                                                                      Ended               Ended
                                                                  June 30, 1995       June 30, 1994
                                                                 ---------------    ----------------

Cash flows from operating activities:
          Income (loss) from continuing operations                    ($345,000)        ($1,210,000)
Adjustments to reconcile net earnings (loss) to net cash
          provided by (used in) operating activities:

          Depreciation and amortization                                  47,000              50,000
          (Earnings) loss from investments in partnerships               (3,000)              2,000
          Minority interest in loss of subsidiary                             0             (39,000)
          Note receivable from related party                                  0                   0
          Decrease (increase) in:
                    Mortgage loans held for sale                     (1,810,000)          6,134,000
                    Accounts receivable                                  28,000              79,000
                    Other current assets                                 70,000             156,000
                    Other assets                                        (49,000)             77,000

          Increase (decrease) in:
                    Accounts payable                                     79,000             278,000
                    Accrued payroll and related taxes                   (16,000)            (69,000)
                    Accrued commissions                                  (8,000)            (64,000)
                                                                 ---------------    ----------------


          Net cash provided by (used in) continuing operations       (2,007,000)          5,394,000

          Net cash provided by (used in) discontinued operations        125,000          (2,018,000)
                                                                 ---------------    ----------------

          Net cash provided by (used in) operating activities        (1,882,000)          3,376,000
                                                                 ---------------    ----------------

Cash flows from investing activities:
          Purchases of property & equipment                                   0             (67,000)
          Disposal of property and equipment                              8,000                   0
          Issuance of notes receivable from related parties             (51,000)                  0
          Collection of notes receivable from related parties             1,000             131,000
          Collection of notes receivable from stockholders                    0               2,000
                                                                 ---------------    ----------------

          Net cash provided by (used in) investing activities           (42,000)             66,000
                                                                 ---------------    ----------------

                                                                 (Continued)

                     TCS ENTERPRISES, INC., AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                             Six Months
                                                                 -----------------------------------
                                                                      Ended               Ended
                                                                  June 30, 1995       June 30, 1994
                                                                 ---------------     ---------------
Cash flows from financing activities:
          Net increase (decrease) in warehouse lines payable          1,753,000          (5,991,000)
          Collection of additional paid in capital                      103,000                   0
          Proceeds from issuance of notes payable                        32,000             262,000
          Proceeds from issuance of related party debt                        0           1,900,000
          Repayments of long-term debt                                 (338,000)             (5,000)
                                                                 ---------------     ---------------

          Net cash provided by (used in) financing activities         1,550,000          (3,834,000)
                                                                 ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                   (374,000)           (392,000)

Cash and cash equivalents, beginning of period                          373,000           1,093,000
                                                                 ---------------     ---------------

Cash and cash equivalents, end of period                                ($1,000)           $701,000
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------

Supplementary disclosures of cash flow information:
          Cash paid during the period for:
          Interest                                                      $32,000            $148,000
          Income taxes                                                    6,000               9,000

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

     During 1994, the Company experienced significant operating losses in most of its subsidiaries. As a result of losses in 1994 and prior years, at June 30, 1995 the Company has a deficit in stockholders' equity and negative working capital. The Company experienced severe liquidity problems caused, in part, by operating losses in its cultured dairy products, publishing and environmental subsidiaries. At June 30, 1995, TCS Mortgage, Inc. is in violation of certain covenants of its warehouse line of credit and does not meet the Federal Home Loan Mortgage Corporation ("FHLMC") minimum capital requirement. Management is unable to predict what action, if any will be taken by the warehouse lenders or FHLMC. It is management's intent to remedy these issues. Management is currently discussing plans to alleviate liquidity problems, however, is unable to predict the outcome of those discussions or determine when the Company will increase its capital base. As described below, during the fourth quarter of 1994, management implemented a plan to dispose of the Company's governmental consulting, environmental, cultured dairy products and publishing businesses. These actions have reduced expenses and operating losses as well as focused management's efforts on the Company's mortgage-banking and real estate management activities.

     DISCONTINUED OPERATIONS

     During the fourth quarter of 1994, the Company's management decided to discontinue its governmental consulting operations, and sell its wholly-owned subsidiary, TCS Governmental Consulting, Inc. ("Governmental"). Effective November 1, 1994, the Company sold an 80.5% interest in Governmental to Governmental's president in exchange for a note for $50,000.

     During the fourth quarter of 1994, the Company's management decided to discontinue its environmental consulting operations, and sell its wholly-owned subsidiary, TCS Environmental, Ltd., a British Virgin Islands international business company ("Environmental"). Effective October 20, 1994, the Company sold a 100% interest in Environmental to Santa Anita Produce, Inc., an Arizona corporation ("Santa Anita") in exchange for cancellation of $1,250,000 note payable to Santa Anita (see Note 3).

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

     The consolidated balance sheets are presented as of June 30, 1995 and December 31, 1994. The consolidated statements of operations are presented for the six months ended June 30, 1995 and 1994. The consolidated statements of cash flows are presented for the same periods.

     The unaudited consolidated financial statements do not include certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim
dates inherently involves greater reliance on estimates than at year end.   The
results of operations for the six months ended June 30, 1995 and 1994 are not indicative of results that can be expected for the full year.

     The consolidated interim financial statements included herein are unaudited; however, they contain adjustments, consisting of normal recurring accruals, which, in the opinion of the Company, are necessary to present fairly the consolidated financial position of the Company at June 30, 1995 and the consolidated results of operations for the six months ended June 30, 1995 and 1994 and its consolidated cash flows for the same period.

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

     Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items
                                       10
that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculation.
Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

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

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of six months or less to be cash and cash equivalents.

     RECLASSIFICATIONS

     The 1994 financial statements have been reclassified to conform with 1995 presentation.

(3)  RELATED PARTY TRANSACTIONS

     In March, 1993, the Company assisted with the transfer of real estate located in Tijuana, B.C., Mexico between Weslow, Ltd., a California Limited Partnership ("Seller") and SDB Offshore, Ltd., A Bahamian corporation ("Buyer"). The majority owner of the Buyer is Hector Lomeli Villalobos who, along with immediate family members, controls Santa Anita. Santa Anita became the majority owner of the Company in 1994. Subsequent to the transaction, a minority shareholder of the Seller became an employee of the Company and in September 1993, was appointed to the Company's Board of Directors. This individual has also maintained an ownership interest in the real estate through ownership of a minority interest in the Buyer. In consideration for the

Company's role in bringing the parties together, negotiating financing on behalf of the Buyer, and performing other activities in connection with the sale, the Company received a fee of $1,350,000 in the form of an unsecured note from the
Buyer.   The Buyer paid $350,000 on the note in December, 1993.  The balance of the note was due in six consecutive monthly equal installments of principal and interest, at 8% per annum, beginning on July 31, 1994. All unpaid principal and interest was due on December 31, 1994. At June 30, 1995, the balance past due under the note is $276,000. Concurrently the Company entered into a management agreement with the Buyer to provide technical assistance and management services for a term of six years, renewable annually thereafter by mutual agreement. Under the agreement, the Company is to supervise the development of the industrial park, operate, manage, and lease the property, and assist the Buyer in the conduct of its daily business activities. The Company began receiving a management fee of $50,000 per month in July 1994. In July 1995, the contract was terminated and the Company earned a termination fee of $150,000.

     During 1994, the Company borrowed under various note agreements an aggregate of $2,375,000 from Santa Anita. The notes bear interest from 10.1 to
10.5 percent and have maturties ranging from November 1995 to July 1995. Such notes, together with accrued interest of approximately $125,000 were forgiven by Santa Anita in connection with the sale of Environmental to Santa Anita (Note 1) and the purchase of stock by Santa Anita as described below.

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

     The Company is a partner in a general partnership in which it has agreed to subordinate any indebtedness from the partnership to a bank. At June 30, 1995 the balance of the subordinated debt is zero. In connection with this, the Company has guaranteed $125,000 of the partnership note to the bank.

     Notes receivable from related parties totaled $731,000 at June 30, 1995. Notes receivable includes a note with a principal balance of $276,000 as described above. Another note, with a principal balance of $200,000, bears interest at the rate of 8.25% per annum, principal and all accrued interest is payable in full in April 1999. The note is secured by 100,000 shares of the Company's common stock. Another note, with a principal balance of $35,000, bears interest at 12% per annum and is payable in monthly installments of principal and interest of $504 commencing April 1990. The note is secured by a second deed of trust. The note issued in connection with the sale of Governmental (Note 1) has a principal balance of $50,000 bears interest at prime and is payable in quarterly interest only payments commencing January 1996. Principal and any unpaid interest is due in November 1999. The notes issued in connection with the sale of Ventura (Note 1) have a principal balance of $52,000 and bear interest at 8.5% per annum. Interest only is payable monthly beginning March 1, 1995 through February 1, 1996. Beginning March 1, 1996 and continuing until March 1, 1999 interest and principal are payable monthly. The remaining notes, with a combined balance of $118,000, bear interest at 8.25% and are due in full in September 1998.

     In prior years, four executive officers exercised options for 481,355 shares of the Company's common stock. Notes receivable totaling $479,000 were issued by these officers as payment. The notes bear interest at 8.25% interest payable annually with remaining principal of $436,000 due on September 20, 1998 and $12,000 due November 1, 1998. The notes are secured by approximately 433,000 shares of the Company's common stock and are shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. At June 30, 1995 and December 31, 1994, the outstanding principal amount of these notes is $448,000.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1995 and December 31, 1994 is comprised of the following:

                                             June 30, 1995       Dec. 31, 1994
                                             -------------       -------------

     Furniture and fixtures                       $298,000            $330,000
     Equipment                                     888,000             906,000
     Leasehold improvements                        369,000             369,000
                                             -------------       -------------
                                                 1,555,000           1,605,000
     Less accumulated depreciation
      and amortization                           1,381,000           1,376,000
                                             -------------       -------------
                                                  $174,000            $229,000
                                             -------------       -------------
                                             -------------       -------------

 (5) WAREHOUSE LINES PAYABLE

     The Company finances its mortgage loans held for sale through warehouse lines of credit. Mortgage loans held for sale secure such lines of credit. It is expected that in the normal course of business, warehouse lines of credit that expire will be renewed or replaced.

     At June 30, 1995 and December 31, 1994, the Company had a warehouse line of credit as follows:


                                                   June 30, 1995  Dec. 31, 1994
                                                   -------------  -------------
Warehouse line of credit of $6,700,000 at
December 31, 1994.  Interest at prime plus .5%
original expiration of March 15, 1994, with
extensions available at the sole discretion of the
lender, secured by a first priority interest in
collateral and a compensating balance requirement.
(The line was extended by the lender in
March 1994 and is now subject to an immediate
notice of cancellation by the lender.  On
February 1, 1995 the credit limit was decreased
to $2,000,000)                                         1,896,000        143,000
                                                   -------------  -------------
                                                      $1,896,000       $143,000
                                                   -------------  -------------
                                                   -------------  -------------


(6)  LONG-TERM DEBT

     Long-term debt at June 30, 1995 and December 31, 1994, is summarized as follows:


                                              June 30, 1995      Dec. 31, 1994
                                              -------------      -------------
$331,000 note payable, secured by various
assets, and a $197,000 compensating
balance.  Interest payable monthly at 6%,
due April 8, 1995.                                       $0           $331,000

Other notes payable                                  70,000             45,000
                                              -------------      -------------
                                                     70,000            376,000
Less: current portion                               (12,000)          (343,000)
                                              -------------      -------------
Long-term debt, net of current  portion             $58,000            $33,000
                                              -------------      -------------
                                              -------------      -------------

(7)  COMMITMENTS AND CONTINGENCIES

     The Company leases all of its office space under operating leases. At June 30, 1995, the minimum rental payments due under the Company's leases are as follows:


     1995                               $16,000
     1996                                 3,000
                                          -----
     Total minimum lease obligations    $19,000
                                        -------
                                        -------


     Minimum lease payments do not include contingent rental payable under operating leases which are based on increases in certain cost-of-living indices. Total rental expense under all operating leases, including discontinued operations, for the six months ended June 30, 1995 and 1994 was $157,000 and $288,000, respectively.

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

(8)  COMPENSATING BALANCE ARRANGEMENTS

     The Company is required to maintain compensating balances for its warehouse line and for certain debt. At June 30, 1995 and December 31, 1994, cash of $37,000 and $67,000 respectively, was on deposit in a special bank account to meet the warehouse line requirements and at December 31, 1994 $331,000 of the Company's cash was restricted to meet certain other debt requirements. In January 1995, the restricted cash of $331,000 was used to retire the maturing debt.

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

      Terms and conditions of the plans (including price, exercise date, and number of shares) are determined by a committee of the Board of Directors which administers the plans. For options granted, the exercise price specified by the committee generally must be 100 percent of the fair market value of the Company's common stock as of the date of grant. In case of termination of employment, grants not yet exercisable are subject to forfeiture, and exercisable options are generally forfeited six months after the date of termination.
                                       17

     At June 30, 1995, the following options to acquire common stock were outstanding:

                              Total
               Plan           Options          Options      Exercise
               Year           Granted        Exercisable     Price
          ---------------------------------------------------------------

               1983           260,000             260,000        1.859
               1983           100,000             100,000        5.000
               1986            24,000               2,000        1.650
               1986            64,000              31,500        1.860
               1986            16,000               3,500        3.300
               1986             8,000               1,500        2.070
               1993            20,000              20,000        2.750
                         --------------------------------
                              492,000             418,500
                         --------------------------------
                         --------------------------------

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

     The Company has issued warrants to purchase shares of common stock to former employees of the Company. Management has determined that the value of these warrants is not material. Accordingly, no value has been attributed to the warrants in the accompanying consolidated financial statements. At June 30, 1995, the following warrants were outstanding:


     Number of           Exercise            Expiration
     Shares              Price               Date
     ---------           --------            -----------
      1,000,000          $5.00               August 17, 1995
         24,000          $3.50               June 15, 1996
        100,000          $2.00               October 26, 1996
        100,000          $2.25               February 25, 1997
        200,000          $6.00               February 25, 1997
        200,000          $8.00               February 25, 1997
        175,000          $3.00               October 20, 1999
         65,000          $1.875              September 28, 2003

(10) INCOME TAXES

     The Company adopted FASB Statement No. 109, Accounting for Income Taxes, as of January 1, 1993. The adoption of FASB 109 did not have a material effect on the Company's financial position or results of operations. A valuation allowance of $3,205,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

     At December 31, 1994 the Company had available federal net operating loss carryforwards and investment tax credits of $4,821,000 and $33,000, respectively. The net operating loss carryforwards are subject to certain annual limitations due to the changes in majority ownership of the Company. Following are the expiration dates of the federal net operating loss and investment tax credit carryforwards:

                           Net operating                   Investment tax
                        loss carryforwards              credit carryforwards
                      ----------------------          ------------------------

               2000                     $0                            $3,000
               2001                      0                            23,000
               2002                      0                             7,000
               2003                      0                                 0
               2004                      0                                 0
               2005                373,000                                 0
               2006              2,158,000                                 0
               2007                185,000                                 0
               2008                139,000                                 0
               2009              1,966,000                                 0
                    ----------------------          ------------------------
                                 4,821,000                            33,000
                    ----------------------          ------------------------
                    ----------------------          ------------------------

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 1995, COMPARED
                        TO SIX MONTHS ENDED JUNE 30, 1994

RESULTS OF OPERATION

     The Company is engaged, through its wholly-owned subsidiaries, in real estate related financial services. The Company believes that it is positioned for future growth and profitability and has aggressively worked to form the new profile and business plan. Prior to 1995, the Company was involved in a varied base of operations and in 1994 committed to turning the Company into a vertically integrated entity focusing on real estate and related industries.

     During the fourth quarter of 1994, the Company elected to dissolve or close several lines of business. In October, the Board of Directors approved the sale of TCS Environmental, Ltd. to its majority shareholder, Santa Anita Produce, Inc. The Company was unable to sustain TCS Environmental to the point that it would provide profits and cash flow to the entity. The nature of the waste-water treatment business is such that it requires intensive start-up capital and the Company was not in a position to provide it. The sale also reduced the debt of the Company as the consideration for the sale was relief of debt.

     In November, the Board approved the sale of 80.5% of TCS Governmental Consulting, Inc. Once again it was decided that this business did not fit the profile of a real estate related, financial services company. The stock was sold to Joel M. Strobl who had been the President of that subsidiary since its inception in 1985.

     In December, management entered into negotiations to sell its dairy products company, TCS Ventura Dairy Products, Inc.. This subsidiary also required substantial capital and did not fit the new business profile. The sale of substantially all of the assets of TCS Ventura was completed in January 1995.

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

     Total revenues decreased $1,006,000 or 42.1 percent for the six months ended June 30, 1995 as compared to 1994. Total expenses decreased $1,908,000 or
52.5 percent for same period. The decrease in revenues was primarily due to the decline in mortgage activity for single family residential loans throughout the country and especially in Southern California. With the increase in interest rates in early 1994, the activity previously generated in the refinance market slowed considerably. The decrease in expenses is also related to the decreased mortgage activity. Related to the drop in loan fees, commissions paid to loan agents decreased. In addition, the Company reduced its workforce throughout the year and discretionary costs were reduced or eliminated.

     Loan fees decreased $714,000 or 45.1% for the six months ended June 30, 1995 over 1994 and gains on sales of servicing decreased $575,000 or 84.9 percent for the same period. Gains on sale of servicing represent release premiums on loans originated in-house. The gain is recognized when the funded loan is sold out of the warehouse. The decrease in this area is due to the decreased activity by TCS Mortgage of its mortgage banking activities, (i.e. funding fewer mortgage loans in-house). Related to this drop in loan activity, commission expense decreased $564,000 or 50.0% for the period 1995 over 1994.

     TCS Mortgage, Inc. receives prorated interest on loans funded in-house, to offset interest charges on its warehouse lines. Related to the decreased mortgage activity, interest income decreased $52,000 or 35.6 percent during the six months ended June 30, 1995 over 1994. Similarly, interest expense decreased $101,000 or 75.9% for the same period.

     Management fees represent fees earned by TCS Real Estate Services, Inc. for supervising the development of an industrial park as well as managing and leasing the property. TCS Real Estate received $50,000 a month as management fees beginning in July 1994 until the contract was canceled in July 1995.

     Earnings from investments reflect the Company's share of Wateridge Insurance Services which is accounted for under the equity method. Earnings from investments increased $5,000 or 250.0% for the period 1995 over 1994.

     Salaries, wages and related taxes decreased $650,000 or 50.5%, general and administrative expenses decreased $498,000 or 63.6 percent, and promotion, entertainment and travel decreased $71,000 or 83.5 percent for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. These decreases are attributable to the benefit of several cost-cutting measures which were previously identified and implemented by the Company, primarily, the review of critical personnel and discretionary expenses necessary to support current operations.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The Company and its subsidiaries continue to have restricted liquidity. Working capital decreased $193,000 to a negative $1,277,000 at June 30, 1995 compared to a negative $1,084,000 at December 31, 1994. The use of working capital was substantially due to operating activities.

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

     The Company expected to favorably impact its working capital by collecting the balance of a note receivable from a related party, Santa Anita Produce, Inc., during the fourth quarter of 1994. The balance outstanding, plus additional amounts due, of approximately $400,000 in principal and accrued interest, was expected to be collected by the end of 1994 but, because of the severe economic problems in Mexico in December 1994, was not received. The balance due under the note was assumed by the Painter Group Corporation, an unrelated third party, in the third quarter. These new developments are more fully discussed below.

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

     On November 1, 1994, the Company sold 80.5% of the common stock of TCS Governmental Consulting, Inc. The shares were sold to the individual who has been the president of the subsidiary since its inception in 1985. The subsidiary has experienced losses over the last several years due to the general economic downturn in Southern California. It is the belief of all involved parties that the operation may be able to streamline operations and reduce expenses. The stock was sold at book value in exchange for a long-term note with quarterly interest payments at prime due beginning January 1, 1996. The principal and any accrued interest are due in full November 1, 1999. The note is secured by a pledge of the shares in TCS Governmental Consulting, Inc. sold by the Company to Joel M. Strobl.

     Also effective October 31, 1994, the Company sold TCS Environmental, Ltd. in its entirety to a related party, Santa Anita Produce, in lieu of debt. In a three part transaction the following agreements were completed: (i) Santa Anita purchased TCS Environmental for relief of $1,250,000 of debt, (ii) Santa Anita purchased 625,000 shares of the Company's common stock for $2.00 per share in exchange for relief of the remaining $1,250,000 of related party debt, and (iii) the Company granted 175,000 common stock warrants with a five year term at $3 per share to Santa Anita.

     In the fourth quarter of 1994, the Company entered into negotiations to sell its dairy products operation. It ultimately sold the majority of the assets to Pacific Dairy Products, Inc. ("PDP") on January 30, 1995. Under the terms of the sale, PDP paid cash for the year-end inventory of $51,890 and executed notes for the accounts receivable and the fixed assets. The accounts receivable note had a stated value of $113,874, but was revised per the agreement for receivables collected by PDP through June 30, 1995. The revised balance of the note is $45,315. The stated value of the fixed assets note was $33,750. This note also was revised and partially paid into escrow to satisfy creditors. The balance of the note due the Company is $6,174. Both notes bear interest at 8 1/2% per annum with interest only payments for the first year. Beginning March 1, 1996 and continuing until March 1, 1999, the notes fully amortize with interest and principal due monthly.

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

     In July 1995, the Board of Directors of the Company adopted resolutions, subject to shareholder approval and final documentation, to: (i) effect a reverse stock split on a one for two basis of all outstanding shares, options and warrants, and (ii) issue six million eighty-nine thousand five hundred post-split shares to the Painter Group Corporation, a Delaware corporation, ("Painter Group") and one hundred thousand shares of preferred stock in exchange for 100% of the outstanding stock of USA Golf Corporation, a Nevada Corporation ("USA Golf"). The balance of the preferred shares are to be canceled, thereby leaving 100,000 shares of preferred stock authorized, issued and outstanding. After this transaction the Painter Group will hold approximately 70% of the outstanding common shares of the Company.

     As additional consideration for the issuance of the Company's common and preferred shares, the Painter Group has agreed to assume and pay certain indebtedness owing to the Company from SDB Offshore Ltd. and Santa Anita Produce, Inc. As consideration for the assumption of the debt, Santa Anita and Hector Lomeli, an owner of Santa Anita and SDB Offshore, granted irrevocable proxies for their combined 4,259,254 common shares to Helen Gibbel, President of the Painter Group, for purposes of voting on the above described stock split and share issuance.

     The final terms of the agreement between the Company and the Painter Group will be determined shortly and voted upon at the annual shareholder meeting which the Company expects to hold in mid-October. This transaction will result in a change of control of the Company and, upon completion, the name of the Company will be changed to USA Golf Corporation. The Company will continue to provide real estate related financial services with the primary focus on golf course properties.

     In July 1995, the Company also consented to the removal of its common stock from the American Stock Exchange (AMEX). This action became necessary because the Company no longer fully satisfied all the financial and market value guidelines of the AMEX for continued listing. Management intends to develop a market for its common stock with the NASDAQ over-the-counter market.

     Although the Company reported a first half loss, it hopes to report more favorable results in the third quarter. The improvement will be due primarily to the operations of its mortgage operation. Long term interest rates continue to be low and the Company has increased loan volume. Loans in process are up significantly over last year and there is less competition in the industry. This positive trend, combined with savings from the discontinued operations and the results of the transaction with the Painter Group Corporation, lead to management's expectation of better results.

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

     The Company has no present significant commitments for capital expenditures. Cash flows from operations may not be sufficient to fund current expenses, although management believes that the third quarter change in ownership, discussed above, will alleviate the immediate cash deficit and ultimately restore net worth. However, it is not possible to predict that the Company will have positive cash flow or net earnings in future periods.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TCS ENTERPRISES, INC.
                              ---------------------
                                  (Registrant)



Aug 8/95                      /s/ Alan Painter
-----------------             ------------------------------------------
Date                          Alan Painter
                              Chairman of the Board
                              Chief Executive Officer


9/7/95                        /s/ Cheryl B. Dodds
-----------------             ------------------------------------------
Date                          Cheryl B. Dodds
                              Chief Financial Officer