Form 10QSB
period 1995-09-30
TCS ENTERPRISES INC
filed 1995-11-14
CIK 733729

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 1995        Commission file number 0-15419

                           TCS ENTERPRISES, INC.
         (Exact name of registrant as specified in its charter)


              CALIFORNIA                             95-3826310
      (State of Incorporation)        (IRS Employer Identification Number)


               10525 Vista Sorrento Parkway, Suite 101

         SAN DIEGO, CALIFORNIA                         92121-2799
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (619) 452-8000


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X     No
                          ----       ----


      As of September 30, 1995, the registrant had outstanding 5,823,025 shares of common stock, no par value.


     Transitional small business disclosure format.    Yes         No   X
                                                           ----        ----

                             TCS ENTERPRISES, INC.
                       1995 FORM 10-QSB QUARTERLY REPORT
                        Quarter Ended September 30, 1995

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


                              (i)

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   TCS ENTERPRISES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                   ASSETS

                                                         SEPTEMBER 30, 1995           DECEMBER 31, 1994
                                                         ------------------           -----------------
                                                             (UNAUDITED)                   (AUDITED)
Current assets:
     Cash and cash equivalents                                        $0                  $        0
     Restricted cash                                              38,000                     398,000
     Mortgage loans held for sale                              2,903,000                     146,000
     Accounts receivable                                         310,000                     113,000
     Current portion of notes receivable
      from related parties                                       248,000                     278,000
     Other current assets                                        114,000                     195,000
                                                              ----------                  ----------
          Total current assets                                 3,613,000                   1,130,000

Property and equipment, net                                      151,000                     229,000
Notes receivable from related parties,
 net of current portion                                          441,000                     403,000
Noncurrent net assets of discontinued operations                       0                      67,000
Other assets, net                                                 87,000                      30,000
                                                              ----------                  ----------
                                                              $4,292,000                  $1,859,000
                                                              ==========                  ==========
                                                                                          (Continued)

                      TCS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS, CONTINUED

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPTEMBER 30, 1995  DECEMBER 31, 1994
                                                 ------------------  -----------------
                                                    (UNAUDITED)            (AUDITED)
Current liabilities:
    Cash overdraft                                    $   21,000           $   25,000
    Warehouse lines payable                            2,810,000              143,000
    Current portion of long-term debt                     13,000              343,000
    Short term notes payable                             317,000                    0
    Accounts payable                                     817,000            1,006,000
    Accrued payroll and related taxes                    258,000              260,000
    Accrued commissions                                   52,000               54,000
    Current net liabilities of discontinued
      operations                                         481,000              383,000
                                                      ----------           ----------
      Total current liabilities                        4,769,000            2,214,000

Long-term debt, net of current portion                    91,000               33,000
                                                      ----------           ----------
      Total liabilities                                4,860,000            2,247,000

Stockholders' equity:
Common stock, no par value, authorized
  30,000,000 shares, issued and outstanding
  5,823,000 shares at  September 30, 1995 and
  December 31, 1994                                   10,317,000           10,214,000
Accumulated deficit                                  (10,439,000)         (10,154,000)
Less notes receivable from stockholders                 (446,000)            (448,000)
                                                      ----------           ----------

     Total stockholders' equity                         (568,000)            (388,000)
                                                      ----------           ----------
                                                      $4,292,000           $1,859,000
                                                      ==========           ==========

  The accompanying notes are an integral part of the unaudited financial statements.

                   TCS ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                                  THREE MONTHS          NINE MONTHS           THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED                 ENDED                  ENDED
                                               SEPTEMBER 30, 1995    SEPTEMBER 30, 1995    SEPTEMBER 30, 1994    SEPTEMBER 30, 1994
                                               ------------------    ------------------    ------------------    ------------------
Income:
   Loan fees                                          $565,000            $1,434,000              $501,000             $2,084,000
   Gain on sale of servicing                           100,000               202,000                66,000                743,000
   Interest                                             64,000               158,000                60,000                206,000
   Management fees                                     199,000               500,000               150,000                151,000
   Earnings (loss) from investments                      8,000                11,000                (3,000)                (5,000)
   Other                                                 4,000                20,000                16,000                  2,000
                                                  ----------------     -----------------     -----------------     ----------------
                                                       940,000             2,325,000               790,000              3,181,000
                                                  ----------------     -----------------     -----------------     ----------------
Expenses:
   Salaries, wages and related taxes                  $336,000              $972,000              $443,000             $1,729,000
   Commissions                                         355,000               919,000               454,000              1,582,000
   General and administrative                          149,000               434,000               199,000                982,000
   Promotion, entertainment and travel                  15,000                29,000                33,000                118,000
   Occupancy                                           (10,000)              183,000                99,000                316,000
   Interest                                             35,000                67,000                81,000                214,000
                                                  ----------------     -----------------     -----------------     ----------------
                                                      $880,000            $2,604,000            $1,309,000             $4,941,000
                                                  ----------------     -----------------     -----------------     ----------------

   Income (loss) from continuing operations
      before taxes and minority interest                60,000              (279,000)             (519,000)             (1,760,000)
Income taxes                                                 0                 6,000                (2,000)                  6,000
                                                  ----------------     -----------------     -----------------     ----------------
   Income (loss) from continuing operations
      before minority interest                          60,000              (285,000)             (517,000)             (1,766,000)
Minority interest in (income) loss of subsidiary             0                     0                (1,000)                 38,000
                                                  ----------------     -----------------     -----------------     ----------------
   Income (loss) from continuing operations             60,000              (285,000)             (518,000)             (1,728,000)
Discontinued operations, net of income tax:
   Income (loss) from discontinued operations                0                     0              (749,000)             (2,228,000)
                                                  ----------------     -----------------     -----------------     ----------------
           Net income (loss)                           $60,000             ($285,000)          ($1,267,000)            ($3,956,000)
                                                  ================     =================     =================     ================

                                                                                                                       (Continued)


                   TCS ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                                (UNAUDITED)



                                                  THREE MONTHS          NINE MONTHS           THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED                 ENDED                  ENDED
                                               SEPTEMBER 30, 1995    SEPTEMBER 30, 1995    SEPTEMBER 30, 1994    SEPTEMBER 30, 1994
                                               ------------------    ------------------    ------------------    ------------------
Income (loss) per common share:
   Continuing operations                                 $0.01                ($0.05)                ($0.10)              ($0.33)
   Discontinued operations                                0.00                  0.00                  (0.14)               (0.43)
                                                 ----------------     -----------------     -----------------      ----------------

           Net income (loss)                             $0.01                ($0.05)                ($0.24)              ($0.76)
                                                 ================     =================     =================      ================


The accompanying notes are an integral part of the unaudited financial statements.


                    TCS ENTERPRISES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                 NINE MONTHS
                                                                   ------------------------------------------
                                                                         ENDED                   ENDED
                                                                   SEPTEMBER 30, 1995      SEPTEMBER 30, 1994
                                                                   ------------------      ------------------
Cash flows from operating activities:
     Income (loss) from continuing operations                          ($285,000)             ($1,728,000)
Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:

     Depreciation and amortization                                        69,000                   72,000
     (Earnings) loss from investments in partnerships                    (11,000)                   5,000
     Minority interest in loss of subsidiary                                   0                  (35,000)
     Note receivable from related party                                        0                  508,000
     Decrease (increase) in:
          Mortgage loans held for sale                                (2,757,000)               5,580,000
          Accounts receivable                                           (197,000)                 141,000
          Other current assets                                            81,000                   90,000
          Other assets                                                   (46,000)                  77,000
     Increase (decrease) in:
          Accounts payable                                              (189,000)                (131,000)
          Accrued payroll and related taxes                               (2,000)                (106,000)
          Accrued commissions                                             (2,000)                (116,000)
                                                                       ---------                ---------

     Net cash provided by (used in) continuing operations             (3,339,000)               4,357,000

     Net cash provided by (used in) discontinued operations              165,000               (2,279,000)
                                                                       ---------                ---------
     Net cash provided by (used in) operating activities              (3,174,000)               2,078,000
                                                                       ---------                ---------

Cash flows from investing activities:
     Purchases of property & equipment                                         0                  (70,000)
     Disposal of property and equipment                                    9,000                        0
     Issuance of notes receivable from related parties                   (51,000)                (484,000)
     Collection of notes receivable from related parties                  43,000                  620,000
     Collection of notes receivable from stockholders                      2,000                    2,000
                                                                       ---------                ---------
     Net cash provided by (used in) investing activities                   3,000                   68,000
                                                                       ---------                ---------

                                                                                               (Continued)

                    TCS ENTERPRISES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows Continued
                                 (Unaudited)

                                                                                 NINE MONTHS
                                                                   ------------------------------------------
                                                                         ENDED                   ENDED
                                                                   SEPTEMBER 30, 1995      SEPTEMBER 30, 1994
                                                                   ------------------      ------------------
Cash flows from financing activities:
     Net increase (decrease) in warehouse lines payable                2,667,000               (5,440,000)
     Proceeds from issuance of line of credit                                  0                  262,000
     Repayment of line of credit                                               0                 (262,000)
     Proceeds from issuance of long term debt                             69,000                   30,000
     Repayments of long-term debt                                       (341,000)                  (6,000)
     Proceeds from issuance of related party debt                        371,000                2,870,000
     Repayment of related party debt                                     (54,000)                (311,000)
     Capital contributions                                               103,000                  175,000
                                                                       ---------                ---------

     Net cash provided by (used in) financing activities               2,815,000               (2,682,000)
                                                                       ---------                ---------

Net increase (decrease) in cash and cash equivalents                    (356,000)                (536,000)

Cash and cash equivalents, beginning of period                           373,000                1,093,000
                                                                       ---------                ---------

Cash and cash equivalents, end of period                                 $17,000                 $557,000
                                                                       =========                =========

Supplementary disclosures of cash flow information:
     Cash paid during the period for:
     Interest                                                            $64,000                 $180,000
     Income taxes                                                          6,000                    9,000



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

    During 1994, the Company experienced significant operating losses in most of its subsidiaries. As a result of losses in 1994 and prior years, at September 30, 1995 the Company has a deficit in stockholders' equity and negative working capital. The Company experienced severe liquidity problems caused, in part, by operating losses in its cultured dairy products, publishing and environmental subsidiaries. Management is currently discussing plans to alleviate liquidity problems, however, is unable to predict the outcome of those discussions or determine when the Company will increase its capital base. As described below, during the fourth quarter of 1994, management implemented a plan to dispose of the Company's governmental consulting, environmental, cultured dairy products and publishing businesses. These actions have reduced expenses and operating losses as well as focused management's efforts on the Company's mortgage-banking and real estate management activities.

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

    The consolidated balance sheets are presented as of September 30, 1995 and December 31, 1994. The consolidated statements of operations are presented for the nine months ended September 30, 1995 and 1994. The consolidated statements of cash flows are presented for the same periods.

    The unaudited consolidated financial statements do not include certain financial presentations normally required under generally accepted accounting principles. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year end. The results of operations for the nine months ended September 30, 1995 and 1994 are not indicative of results that can be expected for the full year.

    The consolidated interim financial statements included herein are unaudited; however, they contain adjustments, consisting of normal recurring accruals, which, in the opinion of the Company, are necessary to present fairly the consolidated financial position of the Company at September 30, 1995 and the consolidated results of operations for the nine months ended September 30, 1995 and 1994 and its consolidated cash flows for the same period.

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

(3)  RELATED PARTY TRANSACTIONS

     In March, 1993, the Company assisted with the transfer of real estate located in Tijuana, B.C., Mexico between Weslow, Ltd., a California Limited Partnership ("Seller") and SDB Offshore, Ltd., A Bahamian corporation ("Buyer"). The majority owner of the Buyer is Hector Lomeli Villalobos who, along with immediate family members, controls Santa Anita. Santa Anita became the majority owner of the Company in 1994. Subsequent to the transaction, a minority shareholder of the Seller became an employee of the Company and in September 1993, was appointed to the Company's Board of Directors. This individual has also maintained an ownership interest in the real estate through ownership of a minority interest in the Buyer. In consideration for the Company's role in bringing the parties together, negotiating financing on behalf of the Buyer, and performing other activities in connection with the sale, the Company received a fee of $1,350,000 in the form of an unsecured note from the Buyer. The Buyer paid $350,000 on the note in December, 1993. The balance of the note was due in six consecutive monthly equal installments of principal and interest, at 8% per annum, beginning on July 31, 1994. All unpaid principal and interest was due on December 31,

1994. At September 30, 1995, the balance past due under the note is $239,000. Concurrently the Company entered into a management agreement with the Buyer to provide technical assistance and management services for a term of six years, renewable annually thereafter by mutual agreement. Under the agreement, the Company was to supervise the development of the industrial park, operate, manage, and lease the property, and assist the Buyer in the conduct of its daily business activities. The Company received a monthly management fee of $50,000 beginning July 1994 through July 1995 when the contract was terminated. Upon cancellation, the Company earned a termination fee of $150,000.

     During 1994, the Company borrowed under various note agreements an aggregate of $2,375,000 from Santa Anita. The notes had interest rates from
10.1 to 10.5 percent and had maturties ranging from November 1995 to July 1996. Such notes, together with accrued interest of approximately $125,000 were forgiven by Santa Anita in connection with the sale of Environmental to Santa Anita (Note 1) and the purchase of stock by Santa Anita as described below.

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

     The Company is a partner in a general partnership in which it has agreed to subordinate any indebtedness from the partnership to a bank. At September 30, 1995 the balance of the subordinated debt is zero. In connection with this, the Company has guaranteed $125,000 of the partnership note to the bank.

     Notes receivable from related parties totaled $689,000 at September 30, 1995. Notes receivable includes a note with a principal balance of $239,000 as described above.

Another note, with a principal balance of $200,000, bears interest at the rate of 8.25% per annum, principal and all accrued interest is payable in full in April 1999. The note is secured by 100,000 shares of the Company's common stock. Another note, with a principal balance of $30,000, bears interest at 12% per annum and is payable in monthly installments of principal and interest of $504 commencing April 1990. The note is secured by a second deed of trust and has been prepaid through April 1996. The note issued in connection with the sale of Governmental (Note 1) has a principal balance of $50,000 bears interest at prime and is payable in quarterly interest only payments commencing January 1996. Principal and any unpaid interest is due in November 1999. The notes issued in connection with the sale of Ventura (Note
1) have a principal balance of $52,000 and bear interest at 8.5% per annum. Interest only is payable monthly beginning March 1, 1995 through February 1, 1996. Beginning March 1, 1996 and continuing until March 1, 1999 interest and principal are payable monthly. The remaining notes, with a combined balance of $118,000, bear interest at 8.25% and are due in full in September 1998.

    In prior years, four executive officers exercised options for 481,355 shares of the Company's common stock. Notes receivable totaling $479,000 were issued by these officers as payment. The notes bear interest at 8.25% interest payable annually with remaining principal of $436,000 due on September 20, 1998 and $10,000 due November 1, 1998. The notes are secured by approximately 433,000 shares of the Company's common stock and are shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets. At September 30, 1995 and December 31, 1994, the outstanding principal amount of these notes is $446,000 and $448,000 respectively.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1995 and December 31, 1994 is comprised of the following:

                                           SEPT. 30,        DEC. 31,
                                              1995            1994
                                           ---------       ----------
    Furniture and fixtures                  $298,000        $330,000
    Equipment                                888,000         906,000
    Leasehold improvements                   369,000         369,000
                                           ---------       ---------
                                           1,555,000       1,605,000
         Less accumulated depreciation
           and amortization                1,404,000       1,376,000
                                           ---------       ---------
                                            $151,000        $229,000
                                           =========       =========

(5)  WAREHOUSE LINES PAYABLE

     The Company finances its mortgage loans held for sale through warehouse lines of credit. Mortgage loans held for sale secure such lines of credit. It is expected that in the normal course of business, warehouse lines of credit that expire will be renewed or replaced.

     At September 30, 1995 and December 31, 1994, the Company had a warehouse line of credit as follows:

                                                          SEPT. 30,      DEC. 31,
                                                             1995          1994
                                                          ---------      ---------
Warehouse line of credit of $6,700,000
at December 31, 1994. Interest at prime
plus .5% original expiration of March 15,
1994, with extensions available at the sole
discretion of the lender, secured by a first
priority interest in collateral and a
compensating balance requirement. (The line
was extended by the lender in March 1994
and is now subject to an immediate notice
of cancellation by the lender. On February 1,
1995 the credit limit was decreased to $2,000,000
and the lender has allowed temporary increases.)          2,810,000        143,000
                                                         ----------       --------
                                                         $2,810,000       $143,000
                                                         ==========       ========


(6)  LONG-TERM DEBT

      Long-term debt at September 30, 1995 and December 31, 1994, is summarized as follows:

                                                             SEPT. 30,     DEC. 31,
                                                               1995          1994
                                                            ----------   ----------
$331,000 note payable, secured by various
assets, and a $197,000 compensating
balance.  Interest payable monthly at 6%,
due April 8, 1995.                                           $      0      $331,000
Other notes payable                                           104,000        45,000
                                                             --------      --------
                                                              104,000       376,000
Less: current portion                                         (13,000)     (343,000)
                                                             --------      --------
Long-term debt, net of current portion                        $91,000       $33,000
                                                             ========       =======


(7)   COMMITMENTS AND CONTINGENCIES

      The Company leases all of its office space under operating leases. At September 30, 1995, the minimum rental payments due under the Company's leases are as follows:

     1995                                      $26,000
     1996                                       12,000
                                               -------
     Total minimum lease obligations           $38,000
                                               =======

     Minimum lease payments do not include contingent rental payable under operating leases which are based on increases in certain cost-of-living indices. Total rental expense under all operating leases, including discontinued operations, for the nine months ended September 30, 1995 and 1994 was $109,000 and $440,000, respectively.

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

(8) COMPENSATING BALANCE ARRANGEMENTS

    The Company is required to maintain compensating balances for its warehouse line and for certain debt. At September 30, 1995 and December 31, 1994, cash of $38,000 and $67,000 respectively, was on deposit in a special bank account to meet the warehouse line requirements and at December 31, 1994 $331,000 of the Company's cash was restricted to meet certain other debt requirements. In January 1995, the restricted cash of $331,000 was used to retire the maturing debt.

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

   At September 30, 1995, the following options to acquire common stock were outstanding:

                              TOTAL
                  PLAN       OPTIONS      OPTIONS     EXERCISE
                  YEAR       GRANTED    EXERCISABLE    PRICE
                  ----       -------    -----------   --------
                  1983       260,000      260,000       1.859
                  1983       100,000      100,000       5.000
                  1986        16,000        2,500       1.650
                  1986        64,000       32,500       1.860
                  1986        16,000        3,500       3.300
                  1986         8,000        2,000       2.070
                  1993        20,000       20,000       2.750
                             -------      -------
                             484,000      420,500
                             =======      =======

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

   The Company has issued warrants to purchase shares of common stock to former employees of the Company. Management has determined that the value of these warrants is not material. Accordingly, no value has been attributed to the warrants in the accompanying consolidated financial statements. At September 30, 1995, the following warrants were outstanding:

                   NUMBER OF    EXERCISE          EXPIRATION
                    SHARES       PRICE               DATE
                   ---------    --------      ------------------
                     24,000      $3.50        June 15, 1996
                    700,000      $5.00        August 17, 1996
                    100,000      $2.00        October 26, 1996
                    100,000      $2.25        February 25, 1997
                    200,000      $6.00        February 25, 1997
                    200,000      $8.00        February 25, 1997
                    175,000      $3.00        October 20, 1999
                     65,000      $1.875       September 28, 2003

(10) INCOME TAXES

    The Company adopted FASB Statement No. 109, Accounting for Income Taxes, as of January 1, 1993. The adoption of FASB 109 did not have a material effect on the Company's financial position or results of operations. A valuation allowance of $3,297,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

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

                              NET OPERATING        INVESTMENT TAX
                                   LOSS               CREDIT
                              CARRYFORWARDS        CARRYFORWARDS
                              -------------        --------------
                       2000             $0             $3,000
                       2001              0             23,000
                       2002              0              7,000
                       2003              0                  0
                       2004              0                  0
                       2005        373,000                  0
                       2006      2,158,000                  0
                       2007        185,000                  0
                       2008        139,000                  0
                       2009      1,966,000                  0
                                 ---------             ------
                                 4,821,000             33,000
                                 =========             ======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

               NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED
                  TO NINE MONTHS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATION

   The Company is engaged, through its wholly-owned subsidiaries, in real estate related financial services. The Company believes that it is positioned for future growth and profitability and has aggressively worked to form the new profile and business plan. As discussed later, the Company has entered into an agreement which will result in a change in ownership and anticipates it will also bring new business opportunities and capital or financing support. Prior to 1995, the Company was involved in a varied base of operations and in 1994 committed to turning the Company into a vertically integrated entity focusing on real estate and related industries.

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

   In December, management entered into negotiations to sell its dairy products company, TCS Ventura Dairy Products, Inc. This subsidiary also required substantial capital and did not fit the new business profile. The sale of substantially all of the assets of TCS Ventura was completed in January 1995.

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

   Total revenues decreased $856,000 or 43.8 percent for the nine months ended September 30, 1995 as compared to 1994. Total expenses decreased $2,337,000 or 47.3 percent for same period. The decrease in revenues was primarily due to the decline in mortgage activity for single family residential loans throughout the country and especially in Southern California. With the increase in interest rates in early 1994, the activity previously generated in the refinance market slowed considerably. The decrease in expenses is also related to the decreased mortgage activity. Related to the drop in loan fees, commissions paid to loan agents decreased. In addition, the Company reduced its workforce throughout the year and discretionary costs were reduced or eliminated.

   Loan fees decreased $650,000 or 31.2% for the nine months ended September 30, 1995 over 1994 and gains on sales of servicing decreased $541,000 or 72.8 percent for the same period. Gains on sale of servicing represent release premiums on loans originated in-house. The gain is recognized when the funded loan is sold out of the warehouse. The decrease in this area is due to the decreased activity by TCS Mortgage of its mortgage banking activities, (i.e. funding fewer mortgage loans in-house). Related to this drop in loan activity, commission expense decreased $663,000 or 41.9% for the period 1995 over 1994.

   TCS Mortgage, Inc. receives prorated interest on loans funded in-house, to offset interest charges on its warehouse lines. Related to the decreased mortgage activity, interest income decreased $48,000 or 23.3% during the nine months ended September 30, 1995 over 1994. Similarly, interest expense decreased $147,000 or 68.7% for the same period.

   Management fees represent fees earned by TCS Real Estate Services, Inc. for supervising the development of an industrial park as well as managing and leasing the property. TCS Real Estate received $50,000 a month as management fees beginning in July 1994 until the contract was canceled in July 1995. Upon cancellation, the Company earned a fee of $150,000.

   Earnings from investments reflect the Company's share of Wateridge Insurance Services which is accounted for under the equity method. Earnings from investments increased $16,000 or 320.0% for the period 1995 over 1994.

   Salaries, wages and related taxes decreased $757,000 or 43.8%, general and administrative expenses decreased $548,000 or 55.8 percent, and promotion, entertainment and travel decreased $89,000 or 75.4 percent for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. These decreases are attributable to the benefit of several cost-cutting measures which were previously identified and implemented by the Company, primarily, the review of critical personnel and discretionary expenses necessary to support current operations. In addition, occupancy expenses decreased $133,000 or 42.1% for the same period as the Company successfully defended a lawsuit from its landlord and negotiated more favorable rental terms.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The Company and its subsidiaries continue to have restricted liquidity. Working capital decreased $72,000 to a negative $1,156,000 at September 30, 1995 compared to a negative $1,084,000 at December 31, 1994. Although negative, working capital did improve during the third quarter. The use of working capital was substantially due to operating activities.

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

     During the fourth quarter of 1994, the Company completed several changes which reduced the use of working capital.

     On November 1, 1994, the Company sold 80.5% of the common stock of TCS Governmental Consulting, Inc. The shares were sold to the individual who was the president of the subsidiary since its inception in 1985. The subsidiary experienced losses over the last several years due to the general economic downturn in Southern California. It is the belief of all involved parties that the operation may be able to streamline operations and reduce expenses. The stock was sold at book value in exchange for a long-term note with quarterly interest payments at prime due beginning January 1, 1996. The principal and any accrued interest are due in full November 1, 1999. The note is secured by a pledge of the shares in TCS Governmental Consulting, Inc. sold by the Company to Joel M. Strobl.

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

     The final terms of the agreement between the Company and the Painter Group will be determined shortly and voted upon at the annual shareholder meeting which the Company expects to hold in mid-January. This transaction will result in a change of control of the Company and, upon completion, the name of the Company will be changed to USA Golf Corporation. The Company will continue to provide real estate related financial services with the primary focus on golf course properties.

     During the third quarter, the Painter Group loaned the Company $243,000 in unsecured, short term loans. In addition, the Painter Group signed a note to TCS Mortgage, Inc. in the amount of $555,000. This note was used to temporarily satisfy the minimum capital requirement for the Federal Home Loan Mortgage Corporation ("FHLMC"). It is expected that the note will be replaced with acceptable assets prior to December 1, 1995.

     In July 1995, the Company also consented to the removal of its common stock from the American Stock Exchange (AMEX). This action became necessary because the Company no longer fully satisfied all the financial and market value guidelines of the AMEX for continued listing. Management intends to develop a market for its common stock with the NASDAQ over-the-counter market.

     In an effort to assist the Company in meeting its current liquidity demands, an officer and director of the Company has made several short term loans. The loans are unsecured and carry interest rates of 11% and 12% per annum. The balance due by the Company at September 30, 1995 is $74,000 plus accrued interest.

     The Company has reported improved results in each of the last three quarters and hopes to continue to report favorable results in the fourth quarter. Management expects that the improvement will be due primarily to the operations of its mortgage operation. Long term interest rates continue to be low and the Company has increased loan volume. Loans in process are up significantly over last year and there is less competition in the industry. This positive trend, combined with savings from the discontinued operations and the results of the transaction with the Painter Group Corporation, lead to management's expectation of better results.

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

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      Exhibits  filed  as a part of this report  are  listed below.

      EXHIBIT NO.     DESCRIPTION
      -----------     -----------
      10.1            Promissory Note dated June 16, 1995 between registrant
                      and Rick W. Jarrett II

      10.2 Promissory Note dated June 22, 1995 between registrant and Rick W. Jarrett II

      10.3 Agreement dated July 14, 1995 between registrant, TCS Publishing, Inc. Protocol Communications, Inc. and Robert E. Jones

      10.4 Promissory Note dated July 21, 1995 between registrant and Rick W. Jarrett II

      10.5 Agreement dated July 21, 1995 between registrant and Painter Group Corporation

      10.6 Promissory Note dated July 28, 1995 between registrant and Painter Group Corporation

      10.7 Promissory Note dated August 3, 1995 between registrant and Painter Group Corporation

      10.8 Promissory Note dated August 3, 1995 between TCS Mortgage, Inc. and Painter Group Corporation

      10.9 Promissory Note dated August 4,1995 between registrant and Painter Group Corporation

      10.10 Promissory Note dated August 11, 1995 between registrant and Painter Group Corporation

      10.11 Promissory Note dated August 15,1995 between registrant and Rick W. Jarrett II

      10.12 Executive Office Suite Sublease dated August 15, 1995 between TCS Mortgage, Inc. and Shannon Communities of Nevada, Inc.

      10.13 Promissory Note dated August 22, 1995 between registrant and Painter Group Corporation

      10.14 Promissory Note dated August 30, 1995 between registrant and Painter Group Corporation

      10.15 Promissory Note dated August 30, 1995 between registrant and Painter Group Corporation

      10.16 Promissory Note dated September 1, 1995 between registrant and Rick W. Jarrett II

      10.17 Lease dated September 15, 1995 between TCS Mortgage, Inc. and John E. Colyer and Suzanne J. Colyer, Co-Trustees of the Colyer Revocable Living Trust dated July 5, 1978.

      10.18 Promissory Note dated September 15, 1995 between registrant and Painter Group Corporation

      10.19 Promissory Note dated September 21, 1995 between registrant and Painter Group Corporation

      10.20 Promissory Note dated September 28, 1995 between registrant and Painter Group Corporation

      10.21 Promissory Note dated September 29, 1995 between registrant and Painter Group Corporation

     (b)  Reports on Form 8-K

     On August 3, 1995, a report on Form 8-K was filed to report a change in control of the registrant.

                         SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TCS ENTERPRISES, INC.
                        (Registrant)


September 10, 1995                     /s/ Alan Painter
_______________________________        _______________________________
Date                                   Alan Painter
                                       Chairman of the Board
                                       Chief Executive Officer


September 10, 1995                     /s/ Cheryl B. Dodds
_______________________________        _______________________________
Date                                   Cheryl B. Dodds
                                       Chief Financial Officer

                                                                   EXHIBIT 11.1

               TCS ENTERPRISES, INC. AND SUBSIDIARIES
            COMPUTATION OF NET EARNINGS (LOSS) PER SHARE

                                                    THREE MONTHS         NINE MONTHS          THREE MONTHS         NINE MONTHS
                                                       ENDED                ENDED                ENDED                ENDED
                                                 SEPTEMBER 30, 1995   SEPTEMBER 30, 1995   SEPTEMBER 30, 1994   SEPTEMBER 30, 1994
                                                 ------------------   ------------------   ------------------   ------------------
PRIMARY:

   Average shares outstanding                         5,823,000            5,823,000            5,198,000            5,198,000

   Dilutive common stock options
      based on the treasury stock method                  --                   --                   --                   --

   Dilutive common stock warrants
      based on the treasury stock method                  --                   --                   --                   --
                                                 ------------------   ------------------   ------------------   ------------------

                                                      5,823,000            5,823,000            5,198,000            5,198,000
                                                 ==================   ==================   ==================   ==================

   Net income (loss)                                    $60,000            ($285,000)         ($1,267,000)         ($3,956,000)
                                                 ==================   ==================   ==================   ==================

   Per share income (loss)                                $0.01               ($0.05)              ($0.24)              ($0.76)
                                                 ==================   ==================   ==================   ==================
